Form 10-K
period 1997-12-31
NATIONSBANK OF DELAWARE NA
filed 1998-03-30
CIK 912838

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                           ______________________

                                  FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                       Commission file number 33-69572

NationsBank of Delaware, N.A. (as Servicer and on behalf of the NationsBank
---------------------------------------------------------------------------
Credit Card Master Trust)
-------------------------
            (Exact name of registrant as specified in its charter)

United States of America                                            51-0313900
------------------------------------------------------------------------------
(State or other jurisdiction                                     (IRS Employer
of incorporation or organization)                          Identification No.)

Blue Hen Corporate Center, Route 13, Dover, Delaware                     19901
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area cod             (302) 672-4321

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to thisForm 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date. None.

Documents Incorporated by Reference.  None.

PART I
------

Item 1.   Business
          --------
          Not applicable.

Item 2.   Properties
          ----------
          Not applicable.

Item 3.   Legal Proceedings
          -----------------
          There are no material pending legal proceedings with respect to NationsBank Credit Card Master Trust (the "Trust") involving the Trust, The Bank of New York, as Trustee, or NationsBank of Delaware, N.A., as Servicer, other than ordinary routine litigation incidental to the Trust assets or the Trustee's or the Servicer's duties under the applicable Pooling and Servicing Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

PART II
-------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          -----------------------------------------------------------------
          Matters
          -------
         (a) Market Information. There is no established public trading market for the Certificates.

         (b) Holders. Since each of the Certificates was issued in book entry form only, there is only one holder of record of each Series of Certificates. See Item 12 below.

         (c)  Dividends.  Not applicable.

Item 6.   Selected Financial Data
          -----------------------
             Not applicable.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------
             Not applicable.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------
             Not applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------
             None.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
             Not applicable.

Item 11.  Executive Compensation
          ----------------------
             Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
          The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and otherparticipants in the DTC system. Such participants may hold certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
                            Cede & Co.
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

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------
          (a)  1. Not applicable.
               2. Not applicable.
               3. Exhibits:
               99.1    Annual Servicer's Certificate
               99.2    Report of Independent Accountants

          (b)  Reports on Form 8-K.
               As Servicer and on behalf of the NationsBank Credit Card Master Trust, NationsBank of Delaware, N.A. filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1997, including the Certificateholder's Statements for each due period provided to The Bank of New York, as Trustee.

                          Dates of Reports on Form 8-K
                          ----------------------------
                                January 15, 1997
                                February 18, 1997
                                 March 17, 1997
                                 April 15, 1997
                                  May 15, 1997
                                  June 16, 1997
                                  July 15, 1997
                                 August 15, 1997
                               September 15, 1997
                                October 15, 1997
                                November 17, 1997
                                December 15, 1997

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


                            NationsBank of Delaware, N.A.,
                            as Servicer and on behalf of
                            NationsBank Credit Card Master Trust

                            By: /s/    Leslie J. Fitzpatrick
                                -----------------------------
                            Leslie J. Fitzpatrick
                            Senior Vice President
                            (Duly Authorized Officer)


                            Date: March 30, 1998