Form 10-K
period 1998-12-31
NATIONSBANK OF DELAWARE NA
filed 1999-03-31
CIK 912838

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission file number 33-69572
                                                --------

    NationsBank of Delaware, N.A. (as Servicer and on behalf of the NationsBank
    ---------------------------------------------------------------------------
                            Credit Card Master Trust)
                            -------------------------
             (Exact name of registrant as specified in its charter)

United  States  of  America                                  51-0313900
---------------------------                                  ----------
(State  or  other  jurisdiction                              (IRS  Employer
of incorporation or organization)                            Identification No.)

Blue  Hen  Corporate  Center, Route 13, Dover, Delaware                    19901
-------------------------------------------------------                    -----
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

PART  I
-------

Item  1.     Business
             --------
             Not  applicable.

Item  2.     Properties
             ----------
             Not  applicable.

Item  3.     Legal  Proceedings
             ------------------
             There are no material pending legal proceedings with respect to NationsBank Credit Card Master Trust (the "Trust") involving the Trust, The Bank of New York, as Trustee, or NationsBank of Delaware, N.A., as Servicer, other than ordinary routine litigation incidental to the Trust assets or the Trustee's or the Servicer's duties under the applicable Pooling and Servicing Agreement.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------
             None.

PART  II
--------

Item  5.     Market  for  the Registrant's Common Equity and Related Stockholder
             -------------------------------------------------------------------
             Matters
             -----
     (a) Market Information. There is no established public trading market for the Certificates.

     (b) Holders. Since each of the Certificates was issued in book entry form only, there is only one holder of record of each Series of Certificates. See Item 12 below.

     (c)     Dividends.  Not  applicable.

Item  6.     Selected  Financial  Data
             -------------------------
             Not  applicable.

Item  7.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations
             -------------------
             Not  applicable.

Item  8.     Financial  Statements  and  Supplementary  Data
             -----------------------------------------------
             Not  applicable.

Item  9.     Changes  in  and  Disagreements  with Accountants on Accounting and
             -------------------------------------------------------------------
             Financial  Disclosure
             -----------------
             None.

PART  III
---------

Item  10.  Directors  and  Executive  Officers  of  the  Registrant
           --------------------------------------------------------
           Not  applicable.

Item  11.  Executive  Compensation
           -----------------------
           Not  applicable.

       Item 12. Security Ownership of Certain Beneficial Owners and Management
                   ---------------------------------------------------------
     The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
                    Cede  &  Co.
                    c/o  The  Depository  Trust  Company
                    Attention:  Proxy  Department
                    Seven  Hanover  Square
                    New  York,  New  York  10004

Item  13.  Certain  Relationships  and  Related  Transactions
           --------------------------------------------------
     There has not been, and there is not currently proposed, any transaction or series of transactions, to which either the Trust or NationsBank of Delaware, N.A., as Servicer, is a party with any Certificateholder, or any member of the immediate family of any such Certificateholder, who, to the knowledge of the Servicer, owns of record or beneficially more than five percent of the Certificates.

PART  IV
--------

Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
           ---------------------------------------------------------------------

     (a)  1.     Not  applicable.
          2.     Not  applicable.
          3.     Exhibits:
                 99.1    Annual  Servicer's  Certificate
                 99.2    Report  of  Independent  Accountants

     (b)     Reports  on  Form  8-K.
             As Servicer and on behalf of the NationsBank Credit Card Master Trust, NationsBank of Delaware, N.A. filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1998, including the Certificateholder's Statements for each due period provided to The Bank of New York, as Trustee.

                          Dates of Reports on Form 8-K
                          ----------------------------

                                January 15, 1998
                                February 17, 1998
                                 March 16, 1998
                                 April 15, 1998
                                  May 15, 1998
                                  June 15, 1998
                                  July 15, 1998
                                 August 17, 1998
                               September 15, 1998
                                October 15, 1998
                                November 16, 1998
                                December 15, 1998

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


                    NationsBank  of  Delaware,  N.A.,
                    as  Servicer  and  on  behalf  of
                    NationsBank  Credit  Card  Master  Trust

                    By:  /s/  Suzanne  Castleberry
                         -------------------------
                    Suzanne  Castleberry
                    Vice  President
                    (Duly  Authorized  Officer)


                    Date:   3/30/1999
                            ---------