Form 10-K
period 1999-12-31
NATIONSBANK OF DELAWARE NA
filed 2000-03-30
CIK 912838

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                       ______________________

                               FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1999

                         Commission file number 33-69572
                                                --------

  Bank of America, National Association (U.S.A) (as Servicer and on behalf of the NationsBank Credit Card Master Trust)
                      ------------------------------------------
                (Exact name of registrant as specified in its charter)

United  States  of  America                                  51-0313900
--------------------------------------------------------------------------------
(State  or  other  jurisdiction                              (IRS  Employer
of incorporation or organization)                            Identification No.)

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

Documents  Incorporated  by  Reference.  None.

PART  I
-------

Item  1.     Business
                  -----------
                  Not  applicable.

Item  2.     Properties
             -------------
             Not  applicable.

Item  3.     Legal  Proceedings
             ------------------
             There are no material pending legal proceedings with respect to NationsBank Credit Card Master Trust (the "Trust") involving the Trust, The Bank of New York, as Trustee, or Bank of America, National Association (U.S.A.), as Servicer, other than ordinary routine litigation incidental to the Trust assets or the Trustee's or the Servicer's duties under the applicable Pooling and Servicing Agreement.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             ------------------------------------------------------------
             None.

PART  II
--------

Item  5.     Market  for  the Registrant's Common Equity and Related Stockholder
             -------------------------------------------------------------------
             Matters
             -------
             (a) Market Information. There is no established public trading market for the Certificates.

             (b) Holders. Since each of the Certificates was issued in book entry form only, there is only one holder of record of each Series of Certificates. See Item 12 below.

             (c)     Dividends.  Not  applicable.

Item  6.     Selected  Financial  Data
             -------------------------
                     Not  applicable.

Item  7.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations
             -----------------------
                     Not  applicable.

Item  8.     Financial  Statements  and  Supplementary  Data
             -----------------------------------------------
                     Not  applicable.

Item  9.     Changes  in  and  Disagreements  with Accountants on Accounting and
             -------------------------------------------------------------------
             Financial  Disclosure
             ---------------------
                      None.

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

Item  13.  Certain  Relationships  and  Related  Transactions
           --------------------------------------------------
           There has not been, and there is not currently proposed, any transaction or series of transactions, to which either the Trust or Bank of America, National Association (U.S.A.), as Servicer, is a party with any Certificateholder, or any member of the immediate family of any such Certificateholder, who, to the knowledge of the Servicer, owns of record or beneficially more than five percent of the Certificates.

PART  IV
--------

Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
           ---------------------------------------------------------------------

           (a)     1.     Not  applicable.
                   2.     Not  applicable.
                   3.     Exhibits:
                          99.1    Annual  Servicer's  Certificate
                          99.2    Report  of  Independent  Accountants

           (b)     Reports  on  Form  8-K.
                   As Servicer and on behalf of the NationsBank Credit Card Master Trust, Bank of America, National Association (U.S.A.) filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1999, including the Certificateholder's Statements for each due period provided to The Bank of New York, as Trustee.

                          Dates of Reports on Form 8-K
                          ----------------------------

                                January 15, 1999
                                February 15, 1999
                                 March 15, 1999
                                 April 15, 1999
                                  May 17, 1999
                                  June 15, 1999
                                  July 15, 1999
                                 August 16, 1999
                               September 15, 1999
                                October 15, 1999
                                November 15, 1999
                                December 15, 1999

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


                    Bank of America, National Association (U.S.A.), as Servicer and on behalf of NationsBank Credit Card Master Trust

                    By:  /s/  David  M.  Belk
                         --------------------
                    David  M.  Belk
                    Senior  Vice  President
                    (Duly  Authorized  Officer)


                    Date:   3/30/2000
                            ---------