Form 10-K
period 2000-12-31
NATIONSBANK OF DELAWARE NA
filed 2001-03-30
CIK 912838

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 33-69572
                                                --------

 Bank of America, National Association (U.S.A) (as Servicer and on behalf of the
 -------------------------------------------------------------------------------
                      NationsBank Credit Card Master Trust)
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

United  States  of  America                             51-0313900
---------------------------                             ----------
(State  or  other  jurisdiction                         (IRS  Employer
of incorporation or organization)                       Identification No.)

Blue  Hen  Corporate  Center, Route 13, Dover, Delaware                    19901
-------------------------------------------------------               ----------
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

PART  IV
--------

Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
           ---------------------------------------------------------------------

           (a)    1.     Not  applicable.
                  2.     Not  applicable.
                  3.     Exhibits:
                         99.1    Annual  Servicer's  Certificate
                         99.2    Report  of  Independent  Accountants

           (b)    Reports  on  Form  8-K.
                  As Servicer and on behalf of the NationsBank Credit Card Master Trust, Bank of America, National Association (U.S.A.) filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 2000, including the Certificateholder's Statements for each due period providedto The Bank of New York, as Trustee.

                          Dates of Reports on Form 8-K
                          ----------------------------

                                January 18, 2000
                                February 15, 2000
                                 March 15, 2000
                                 April 17, 2000
                                  May 15, 2000
                                  June 15, 2000
                                  July 17, 2000
                                 August 15, 2000
                               September 15, 2000
                                October 16, 2000
                                November 15, 2000
                                December 15, 2000

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


                    Bank of America, National Association (U.S.A.), as Servicer and on behalf of NationsBank Credit Card Master Trust

                    By:  /s/  David  M.  Belk
                         --------------------
                    David  M.  Belk
                    Senior  Vice  President
                    (Duly  Authorized  Officer)


                    Date:   3/30/2001
                            ---------

                                INDEX TO EXHIBITS




          Exhibit  No.               Description  of  Exhibit

          99.1                         Annual  Servicer's  Certificate

          99.2                         Report  of  Independent  Accountants