Form 10-K
period 2001-12-31
NATIONSBANK OF DELAWARE NA
filed 2002-03-29
CIK 912838

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

PART  III
---------

Item  10.  Directors  and  Executive  Officers  of  the  Registrant
           --------------------------------------------------------
                       Not  applicable.

Item  11.  Executive  Compensation
           -----------------------
                       Not  applicable.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------
           The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold certificates for their own accounts or for
           the  accounts of their customers.     The  address of Cede & Co. is:
                    Cede  &  Co.
                    c/o  The  Depository  Trust  Company
                    Attention:  Proxy  Department
                    Seven  Hanover  Square
                    New  York,  New  York  10004

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

PART  IV
--------

Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
           ---------------------------------------------------------------------

           (a)     1.     Not  applicable.
                   2.     Not  applicable.
                   3.     Exhibits:
                          99.1    Annual  Servicer's  Certificate
                          99.2    Report  of  Independent  Accountants

           (b)     Reports  on  Form  8-K.
                   As Servicer and on behalf of the NationsBank Credit Card Master Trust, Bank of America, National Association (U.S.A.) filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 2001, including the Certificateholder's Statements for each due period provided to The Bank of New York, as Trustee.

                          Dates of Reports on Form 8-K
                          ----------------------------

                                January 16, 2001
                                February 15, 2001
                                 March 15, 2001
                                 April 15, 2001
                                  May 15, 2001
                                  June 15, 2001
                                  July 16, 2001
                                 August 15, 2001
                               September 17, 2001
                                October 15, 2001
                                November 15, 2001
                                December 17, 2001

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


                    Bank of America, National Association (U.S.A.), as Servicer and on behalf of NationsBank Credit Card Master Trust

                    By:  /s/  Leslie  J.  Fitzpatrick
                         ----------------------------
                    Leslie  J.  Fitzpatrick
                    Senior  Vice  President
                    (Duly  Authorized  Officer)


                    Date:   3/29/2002
                            ---------

                                INDEX TO EXHIBITS




          Exhibit  No.                 Description  of  Exhibit

          99.1                         Annual  Servicer's  Certificate

          99.2                         Report  of  Independent  Accountants

                                                                    Exhibit 99.1
                                                                     Page 1 of 1

                          Annual Servicer's Certificate

                 Bank of America, National Association (U.S.A.)

                      NationsBank Credit Card Master Trust
                      ------------------------------------

     The undersigned, a duly authorized representative of Bank of America, National Association (U.S.A.), as Successor Servicer ("Bank of America"), pursuant to the Master Pooling and Servicing Agreement dated as of December 1, 1993, as amended June 4, 1996 and March 31, 1997, (the "Pooling and Servicing Agreement") between NationsBank, as Transferor and Servicer, and The Bank of New York, as Trustee, does hereby certify that:


1. Capitalized terms used in this Officer's Certificate have their respective meanings set forth in the Pooling and Servicing Agreement.

2. Bank of America is as of the date hereof the Servicer under the Pooling and Servicing Agreement.

3. The undersigned is duly authorized pursuant to the Pooling and Servicing Agreement to execute and deliver this Officer's Certificate to the Trustee.

4. The certificate is delivered pursuant to Section 3.5 of the Pooling and Servicing Agreement.

5. A review of the activities of the Servicer during the during the calendar year ended December 31, 2001, and of its performance under the Pooling and Servicing Agreement was made under my supervision.

6. Based on such review, to the best of the undersigned's knowledge, the Servicer has fully performed all its obligations under the Pooling and Servicing Agreement throughout such calendar year and no event which, with the giving of notice or passage of time or both, would constitute a Servicer Default has occurred or is continuing except as set forth in paragraph 7 below.

7. The following is a description of each Servicer Default under the provisions of the Pooling and Servicing Agreement known to me to have been made during the calendar year ended December 31, 2001, which sets forth in detail the (i) nature of each such Servicer Default, (ii) the action taken by the Servicer, if any, to remedy each such Servicer Default and (iii) the current status of each such Servicer Default: None.

      IN WITNESS WHEREOF, the undersigned, a duly authorized officer of the Servicer, has duly executed this Certificate this 29th day of March, 2002.



                              By:     /s/  Leslie  J.  Fitzpatrick
                                      ----------------------------
                                           Leslie  J.  Fitzpatrick
                                           Senior  Vice  President

                                                                    Exhibit 99.2
                                                                     Page 1 of 3

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  of
Bank  of  America,  N.A.  (USA)

We have examined management's assertion, included in the accompanying Report of Management on Compliance with Master Pooling and Servicing Agreement, that Bank of America, N.A. (USA), formerly NationsBank of Delaware, N.A., (the "Company") maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition for the year ended February 28, 2002, in accordance with the NationsBank Credit Card Master Trust Pooling and Servicing Agreement dated December 1, 1993, as amended March 31, 1997 and including the Series 1993-2 and the Series 1996-1 Supplements (collectively, the "Agreement"), between the Company, as Transferor and Servicer, and The Bank of New York, as Trustee. We have also examined management's assertion, included in the accompanying Report of Management on Compliance with Master Pooling and Servicing Agreement, about the Company's compliance with sections 3.1(b-c, e), 3.2, 3.4(c), 3.5, 3.8, 3.9, 4.1(a, c-f), 4.3, 4.4(a-c), 4.5, 4.6, 4.7, 4.8, 4.9, 4.10, 4.11, 4.12, and 8.8 -
and as to sections 4.13, 4.14, 4.15, 4.16 and 4.17 with respect to the Series 1996-1 Supplement and as to section 13.5 where applicable in the previously delineated sections and except for references from such sections to a section (and references therefrom) in Article III or Article IV not specifically delineated herein - of the Agreement for the period March 1, 2001 to February 28, 2002 for the Series 1993-2 and the Series 1996-1 (collectively, the "Series"). The Company's management is responsible for maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement. Our responsibility is to express an opinion on the assertions based on our examination.

Our examinations were conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the Company's internal control over servicing and evaluating the design and operating effectiveness of internal control as of February 28, 2002. Our examinations also included examining, on a test basis, evidence about the Company's compliance with the aforementioned sections of the Agreement for the period March 1, 2001 to February 28, 2002 for the Series and performing such other procedures as we considered necessary in the circumstances. We believe that our examinations provide a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over compliance with the specified requirements of the Agreement to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management's assertions that the Company maintained an effective system of internal control over servicing as of February 28, 2002, based upon the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and that the Company complied with the aforementioned sections of the Agreement for the period March 1, 2001 to February 28, 2002, are fairly stated, in all material respects for the Series.


March  1,  2002

                                                                    Exhibit 99.2
                                                                     Page 3 of 3



March  1,  2002

                     REPORT OF MANAGEMENT ON COMPLIANCE WITH
                     MASTER POOLING AND SERVICING AGREEMENT

The management of Bank of America, N.A. (USA), formerly NationsBank of Delaware, N.A., (the "Company") is responsible for establishing and maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with NationsBank Credit Card Master Trust Master Pooling and Servicing Agreement dated December 1, 1993, as amended March 31, 1997, including the Series 1993-2 and the Series 1996-1 Supplements (collectively, the "Agreement"), between the Company, as Transferor and Servicer, and The Bank of New York, as Trustee. The system contains monitoring mechanisms, with actions taken to correct identified deficiencies. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and the circumvention or overriding of controls, and therefore, can provide only reasonable assurance with respect to the servicing of accounts and the safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management has assessed its internal control system over servicing of accounts and over safeguarding of assets in compliance with the Agreement as of February 28, 2002. This assessment was based on criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, insofar as such criteria related to servicing of accounts and safeguarding of assets in compliance with the Agreement. Based on this assessment, management believes that the Company maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement as of February 28, 2002 and that for the period March 1, 2001 to February 28, 2002 the Company was in compliance with the Agreement in all material respects.


/s/Terry  L.  Schappert                   /s/Cynthia  A.  Brimacombe
-----------------------                   --------------------------
Terry  L.  Schappert                      Cynthia  A.  Brimacombe
Senior  Vice  President                   Vice  President


/s/Victoria  Jahanbani
----------------------
Victoria  Jahanbani
Vice  President