Form 10-K
period 2002-12-31
NATIONSBANK OF DELAWARE NA
filed 2003-03-31
CIK 912838

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          _____________________________

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                        COMMISSION FILE NUMBER: 33-69572

  Bank of America, National Association (USA) (as Servicer and on behalf of the
  -----------------------------------------------------------------------------
                      NationsBank Credit Card Master Trust)
                      -------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


United  States  of  America                                          51-0313900
---------------------------                                          ----------
(STATE  OR  OTHER JURISDICTION OF                          (I.R.S. EMPLOYER ID)
INCORPORATION)


Blue  Hen  Corporate  Center,  Route  13,  Dover,  Delaware               19901
-----------------------------------------------------------               -----
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                         (ZIP CODE)

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE          (302) 672-4321

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT:       None.

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(G)  OF  THE  ACT:

     Class  A  Series  1993-2  Fixed  Rate  Asset  Backed  Certificates
     Class  B  Series  1993-2  Fixed  Rate  Asset  Backed  Certificates
     Class  A  Series  1996-1  Floating  Rate  Asset  Backed  Certificates
     Class  B  Series  1996-1  Floating  Rate  Asset  Backed  Certificates

Indicate by check mark whether the registrant: (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None.

                   Documents Incorporated by Reference.  None.

                                     PART  I
                                     -------

Item  1.   Business
           --------

           Not  Applicable.


Item  2.   Properties
           ----------

           Not  Applicable.


Item  3.   Legal  Proceedings
           ------------------

           Not  Applicable.


Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
           -----------------------------------------------------------
           Not  Applicable.

                                    PART  II
                                    --------

Item  5.   Market  for  Registrant's  Common  Equity  and  Related Stockholder
           -------------------------------------------------------------------
           Matters
           -------

           The certificates representing investors' interests in the NationsBank Credit Card Master Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The number of direct DTC participants shown on DTC's records as holding beneficial ownership interests in the certificates is 91 as of December 31, 2002

           To the best knowledge of the registrant, there is no established public trading market for the Certificates.


Item  6.   Selected  Financial  Data
           -------------------------

           Not  Applicable.


Item  7.   Management's  Discussion  and  Analysis  of Financial Condition and
           -------------------------------------------------------------------
           Results  of  Operations
           -----------------------

           Not  Applicable.


Item  7A.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk
           ----------------------------------------------------------------

           Not  Applicable.


Item  8.   Financial  Statements  and  Supplementary  Data
           -----------------------------------------------

           Not  Applicable.


Item  9.   Changes  in  and  Disagreements  with Accountants on Accounting and
           -------------------------------------------------------------------
           Financial  Disclosure
           ------------------

           Not  Applicable.

                                    PART  III
                                    ---------

Item  10.  Directors  and  Executive  Officers  of  the  Registrant
           --------------------------------------------------------

           Not  Applicable.


Item  11.  Executive  Compensation.
           ------------------------

           Not  Applicable.


Item  12.  Security Ownership of Certain Beneficial Owners and Management and
           ------------------------------------------------------------------
           Related  Stockholder  Matters
           -----------------------------

           The Certificates of each Class representing investors' interests in the NationsBank Credit Card Master Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"). An investor holding an interest in the NationsBank Credit Card Master Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at February 28, 2003. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At February 28, 2003, the following direct DTC participants held positions in the Certificates representing interests in the NationsBank Credit Card Master Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on the date:


SERIES  1993-2
CLASS  A

Participant                                       Quantity          Percentage
-----------------------------------               ------------      -----------
JP  Morgan  Chase  Bank                           $  64,440,000     12.89%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Boston  Safe  Deposit  and  Trust  Company        $  62,405,000     12.48%
525  William  Penn  Place  Suite  3148
Pittsburgh,  PA  15259
------------------------------------
Deutsche  Bank  Trust  Company  Americas          $  59,615,000     11.92%
638  Grassmere  Park  Road
Nashville,  TN  37211
------------------------------------
Bank  of  New  York                               $  55,321,000     11.06%
One  Wall  Street
New  York,  NY  10286
------------------------------------
Citibank,  N.A.                                   $  50,655,000     10.13%
3800  Citibank  Center  B3-15
Tampa,  FL  33610
------------------------------------
State  Street  Bank  and  Trust  Company          $  50,067,000     10.01%
1776  Heritage  Drive
No.  Quincy,  MA  02171
-----------------------------------

SERIES  1993-2
CLASS  B

Participant                                       Quantity          Percentage
------------------------------------              ------------      -----------
Bank  of  New  York                               $  12,200,000     38.23%
One  Wall  Street
New  York,  NY  10286
------------------------------------
JP  Morgan  Chase  Bank                           $  11,915,000     37.33%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Boston  Safe  Deposit  and  Trust  Company        $  3,500,000      10.97%
525  William  Penn  Place  Suite  3148
Pittsburgh,  PA  15259
------------------------------------
State  Street  Bank  and  Trust  Company          $  3,000,000      9.40%
1776  Heritage  Drive
No.  Quincy,  MA  02171
-----------------------------------



SERIES  1996-1
CLASS  A

Participant                                       Quantity          Percentage
------------------------------------              ------------      -----------
Citibank,  N.A.                                   $153,635,000      20.32%
3800  Citibank  Center  B3-15
Tampa,  FL  33610
------------------------------------
State  Street  Bank  and  Trust  Company          $145,220,000      19.21%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------
JP  Morgan  Chase  Bank                           $123,840,000      16.38%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Bank  of  New  York                               $111,015,000      14.68%
One  Wall  Street
New  York,  NY  10286
-------------------------------------
Deutsche  Bank  Trust  Company  Americas          $  44,700,000     5.91%
638  Grassmere  Park  Road
Nashville,  TN  37211
------------------------------------
Wells  Fargo  Bank  Minnesota,  N.A.              $  43,000,000     5.69%
51  Mercedes  Way
Edgewood,  NY  11717
------------------------------------

SERIES  1996-1
CLASS  B

Participant                                       Quantity          Percentage
------------------------------------              ------------      -----------
Mizuho  Trust  &  Banking  Co.  (USA)             $  53,000,000     90.60%
666  Fifth  Avenue
New,  York  NY  10103
------------------------------------
Citibank,  N.A.                                   $  5,000,000      8.55%
3800  Citibank  Center  B3-15
Tampa,  FL  33610



The  address  of  Cede  &  Co.  is:
Cede  &  Co.
C/O  The  Depository  Trust  Company
55  Water  Street
New  York,  NY  10041


Item  13.  Certain  Relations  and  Related  Transactions
           ----------------------------------------------

           Not  Applicable.


Item  14.  Controls  and  Procedures
           -------------------------

           Not  Applicable.

                                    PART  IV
                                    --------


Item  15.  Exhibits,  Financial Statements Schedules, and Reports on Form 8-K
           ------------------------------------------------------------------

           (a)     The following documents are filed as part of this report.

                    1.     Not  applicable.

                    2.     Not  applicable

                    3.     Exhibits
                           99.1     Annual  Servicer's  Certificate
                           99.2     Report  of  Independent  Accountants
                           99.3 Report of Management on Compliance with Pooling and Servicing Agreement


           (b)     Reports  on  Form  8-K.
                   As Servicer and on behalf of the NationsBank Credit Card Master Trust, Bank of America, National Association (USA) filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 2002, including the Certificateholders' Statements for each due period provided to The Bank of New York, as Trustee.


                           DATE OF REPORTS ON FORM 8-K
                           ---------------------------

                                January 15, 2002
                                February 15, 2002
                                 March 15, 2002
                                 April 15, 2002
                                  May 15, 2002
                                  June 17, 2002
                                  July 15, 2002
                                 August 15, 2002
                               September 16, 2002
                                October 15, 2002
                                November 15, 2002
                                December 16, 2002

           (c)     See  Item  15  (a)  (3)  above.


           (d)     Not  applicable.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, National Association (USA), as Servicer on Behalf of the NationsBank Credit Card Master Trust




By:  /s/  Leslie  J.  Fitzpatrick
   ------------------------------
          Leslie  J.  Fitzpatrick
          Senior  Vice  President
          Bank  of  America,  National  Association  (USA)
          Duly  Authorized  Officer)




Date:   3/31/2003
     ------------

                      NATIONSBANK CREDIT CARD MASTER TRUST

     Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
     -----------------------------------------------------------------------

I, Leslie J. Fitzpatrick, a duly authorized representative of Bank of America, National Association (USA), formerly NationsBank of Delaware, N.A., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the NationsBank Credit Card Master Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution of servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


     March  31,  2003

     /s/  Leslie  J.  Fitzpatrick
     _____________________________
     Leslie  J.  Fitzpatrick
     Senior  Vice  President
     Bank  of  America,  National  Association  (USA)
     (Duly  Authorized  Officer)

                                  EXHIBIT  INDEX



Exhibit  Number          Description  of  Exhibit
--------------          --------------------------------------

     99.1               Annual  Servicer's  Certificate
     99.2               Report  of  Independent  Accountants
     99.3 Report of Management on Compliance with Master Pooling and Servicing Agreement

                                                                    Exhibit 99.1
                          Annual Servicer's Certificate

                   Bank of America, National Association (USA)

                      NationsBank Credit Card Master Trust
                      ------------------------------------


     The undersigned, a duly authorized representative of Bank of America, National Association (USA) (the "Company"), as Servicer pursuant to the Master Pooling and Servicing Agreement dated as of December 1, 1993, as amended
June 4, 1996 and March 31, 1997, (the "Pooling and Servicing Agreement"), between the Company, as Transferor and Servicer, and The Bank of New York, as Trustee, does hereby certify that:

1. Capitalized terms used in this Officer's Certificate have their respective meanings set fourth in the Pooling and Servicing Agreement.

2. The Company is as of the date hereof the Servicer under the Pooling and Servicing Agreement.

3. The undersigned is duly authorized pursuant to the Pooling and Servicing Agreement to execute and deliver this Officer's Certificate to the Trustee.

4. This certificate is delivered pursuant to Section 3.5 of the Pooling and Servicing Agreement.

5. A review of the activities of the Servicer during the twelve-month period ended February 28, 2003, and of its performance under the Pooling and Servicing Agreement was made under my supervision.

6. Based on such review, to the best of the undersigned's knowledge, the Servicer has fully performed all its obligations under the Pooling and Servicing Agreement throughout such twelve-month period and no event which, with the giving of notice or passage of time or both, would constitute a Servicer Default has occurred or is continuing except as set forth in paragraph 7 below.

7. The following is a description of each Servicer Default under the provisions of the Pooling and Servicing Agreement known to me to have been made during the twelve-month period ended February 28, 2003, which sets forth in the detail the (i) nature of each such Servicer Default,
      (ii) the action taken by the Servicer, if any, to remedy each such Servicer Default and (iii) the current status of each such Servicer
      Default:  None

IN WITNESS WHEREOF, the undersigned, a duly authorized officer of the Servicer, has duly executed this Certificate this 31st day of March, 2003.


                              By:/s/  Leslie  J.  Fitzpatrick
                                     ________________________
                                    Leslie  J.  Fitzpatrick
                                    Senior  Vice  President

                                                                   Exhibit 99.2
                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  of
Bank  of  America,  N.A.  (USA)

We have examined management's assertion, included in the accompanying Report of Management on Compliance with Master Pooling and Servicing Agreement, that Bank of America, National Association (USA), formerly NationsBank of Delaware, N.A., (the "Company") maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition for the year ended February 28, 2003, in accordance with the NationsBank Credit Card Master Trust Master Pooling and Servicing Agreement dated December 1, 1993, as amended March 31, 1997 and including the Series 1993-2 and the Series 1996-1 Supplements (collectively, the "Agreement"), between the Company, as Transferor and Servicer, and The Bank of New York, as Trustee. We have also examined management's assertion, included in the accompanying Report of Management on Compliance with Master Pooling and Servicing Agreement, about the Company's compliance with sections 3.1(b, c, e), 3.2, 3.4(c), 3.5, 3.8, 3.9,4.1(a, c-f), 4.3, 4.4(a-c), 4.5, 4.6, 4.7, 4.8, 4.9,
4.10, 4.11,  4.12, and 8.8 - and as to sections 4.13, 4.14, 4.15, 4.16 and 4.17 with respect to the Series 1996-1 Supplement and as to section 13.5 where applicable in the previously delineated sections and except for references from such sections to a section (and references therefrom) in Article III or Article IV not specifically delineated herein - of the Agreement for the period March 1, 2002 to February 28, 2003 for the Series 1993-2 and the Series 1996-1 (collectively, the "Series"). The Company's management is responsible for maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or
disposition in  compliance  with  the  Agreement   (hereafter  referred  to  as
"servicing") and for compliance with the aforementioned sections of the Agreement. Our responsibility is to express an opinion on the assertions based on our examination.

Our examinations were conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the Company's internal control over servicing and evaluating the design and operating effectiveness of internal control as of February 28, 2003. Our examinations also included examining, on a test basis, evidence about the Company's compliance with the aforementioned sections of the Agreement for the period March 1, 2002 to February 28, 2003 for the Series and Performing such other procedures as we considered necessary in the circumstances. We believe that our examinations provide a reasonable basis for our opinion.

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

In our opinion, management's assertions that the Company maintained an effective system of internal control over servicing as of February 28, 2003, based upon the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and that the Company complied with the aforementioned sections of the Agreement for the period March 1, 2002 to February 28, 2003, are fairly stated, in all material respects for the Series.

/s/  PricewaterhouseCoopers  LLP

March  13,  2003

                                                                    Exhibit 99.3
    March  31,  2003

                     REPORT OF MANAGEMENT ON COMPLIANCE WITH
                     MASTER POOLING AND SERVICING AGREEMENT

The management of Bank of America, National Association (USA), formerly NationsBank of Delaware, N.A., the "Company") is responsible for establishing and maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the NationsBank Credit Card Master Trust Master Pooling and Servicing Agreement dated December 1, 1993, as amended June 4, 1996 and March 31, 1997, including the Series 1993-2 and the Series 1996-1 Supplements (collectively, the "Agreement"), between the Company, as Transferor and Servicer, and The Bank of New York, as Trustee. The system contains monitoring mechanisms, with actions taken to correct identified deficiencies. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and the circumvention or overriding of controls, and therefore, can provide only reasonable assurance with respect to the servicing of accounts and the safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management has assessed its internal control system over servicing of accounts and ver safeguarding of assets in compliance with the Agreement as of February 28, 003. This assessment was based on criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, insofar as such criteria related to servicing of accounts and safeguarding of assets in compliance with the Agreement. Based on this assessment, management believes that the Company maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement as of February 28, 2003 and that for he period March 1, 2002 to February 28, 2003 the Company was in compliance with the Agreement in all material respects.


/s/  Robert  S.  Hull                  /s/  Gary  S.  Sunstrom
_____________________                 __________________________
Robert  S.  Hull                        Gary  S.  Sunstrom
Senior  Vice  President                 Vice  President


/s/  Amy  S.  Clay
___________________
Amy  S.  Clay
Senior  Vice  President