Form 10-K
period 2003-12-31
NATIONSBANK OF DELAWARE NA
filed 2004-03-30
CIK 912838

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          _____________________________

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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


Blue  Hen  Corporate  Center,  Route  13,  Dover,  Delaware 19901
----------------------------------------------------------------
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                (ZIP CODE)

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




                                Introductory Note
                                -----------------

This Annual Report on Form 10-K is prepared in the reliance on the no-action letter dated October 27, 1988 issued by the Securities and Exchange Commission to Chemical Bank Credit Card Trust 1988-A.

                   Documents Incorporated by Reference.  None.

                                     PART  I
                                     -------

Item  1.     Business
             --------

          Not  Applicable.


Item  2.     Properties
             ----------

        Pursuant to the NationsBank Credit Card Master Trust Master Pooling and Servicing Agreement dated December 1, 1993, as amended June 4,1996 and March 31, 1997, including the Series 1993-2 and the Series 1996-1 Supplements between Bank of America, National Association (USA), Formerly NationsBank of Delaware, N.A., as Transferor and Servicer, and The Bank of New York, as Trustee (the "Pooling Agreement"), PricewaterhouseCoopers LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates"). The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to the Pooling Agreement. The reports issued by PricewaterhouseCoopers LLP in connection with the servicing activities of the Servicer, are attached hereto as Exhibit 99.2. The Monthly Certificates containing information relating to the Receivables and the Accounts are incorporated by reference from the registrant's Current Reports on Form 8-K.

        Pursuant to the Pooling Agreement, the Servicer has certified to the Trustee as to the performance of its obligations under the Pooling Agreement. This certificate is attached hereto as Exhibit 99.1.



Item  3.   Legal  Proceedings
             ------------------

     The registrant knows of no material pending legal proceedings involving the NationsBank Credit Card Master Trust, the Servicer or the Trustee (in its capacity as such), other than routine litigation incidental to its business.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------

          None.

                                    PART  II
                                    --------

Item  5.     Market  for  Registrant's  Common  Equity  and  Related Stockholder
             -------------------------------------------------------------------
Matters
     --

The certificates representing investors' interests in the NationsBank Credit Card Master Trust were represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The number of direct DTC participants shown on DTC's records as holding beneficial ownership interests in the certificates was 5 as of December 31, 2003.

To the best knowledge of the registrant, there is no established public trading market for the Certificates.


Item  6.     Selected  Financial  Data
             -------------------------

             Not Applicable.


Item  7.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations
             --------------------

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

              Not Applicable.


Item  8.      Financial  Statements  and  Supplementary  Data
              -----------------------------------------------

              Not Applicable.


Item  9.    Changes  in  and  Disagreements  with Accountants on Accounting and
            -------------------------------------------------------------------
            Financial  Disclosure
            ------------------

              None.


Item  9A.    Controls  and  Procedures
             -------------------------

             Not  Applicable.


<PART>

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
              ------------------------------------------------------------------
              Related Stockholder Matters
              -----------------------------

The Certificates of each Class representing investors' interests in the NationsBank Credit Card Master Trust were represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"). An investor holding an interest in the NationsBank Credit Card Master Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. was the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2003. Such direct participants held Certificates for their own accounts or for the accounts of their customers. At December 31, 2003, the following direct DTC participants held positions in the Certificates representing interests in the NationsBank Credit Card Master Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on the date:


SERIES  1993-2
CLASS  B

Participant                                  Quantity               Percentage
-----------------------------------          ------------          -----------
Bank  of  New  York                          $  12,700,000            39.79%
One  Wall  Street
New  York,  NY  10286
------------------------------------
JP  Morgan  Chase  Bank                      $  11,915,000            37.33%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Mellon  Trust  of  New  England              $   3,500,000            10.97%
525  William  Penn  Place
Suite  3418
Pittsburgh,  PA  15259
------------------------------------
State  Street  Bank  and  Trust  Company     $   2,800,000          8.77%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------

The  address  of  Cede  &  Co.  is:
Cede  &  Co.
C/O  The  Depository  Trust  Company
55  Water  Street
New  York,  NY  10041


Item  13.     Certain  Relations  and  Related  Transactions
              ----------------------------------------------

There have not been, and there are not currently proposed, to the best knowledge of the registrant, any transaction or series of transactions, to which either the NationsBank Credit Card Master Trust, the Transferor, the Servicer, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates.



Item  14.     Principal  Accountant  Fees  and  Services
              ------------------------------------------

          Not  Applicable.

<PART>
                                    PART  IV
                                    --------


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


(b)     Reports  on  Form  8-K.

As Servicer and on behalf of the NationsBank Credit Card Master Trust, Bank of America, National Association (USA) filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 2003, including the Certificateholders' Statements for each due period provided to The Bank of New York, as Trustee.


                           DATE OF REPORTS ON FORM 8-K
                           ---------------------------

                                January 15, 2003
                                February 15, 2003
                                 March 17, 2003
                                 April 15, 2003
                                  May 15, 2003
                                  June 15, 2003
                                  July 15, 2003
                                 August 15, 2003
                               September 15, 2003
                                October 15, 2003
                                November 15, 2003
                                December 15, 2003

(c)     See  Item  15  (a)  (3)  above.


(c)     Not  applicable.


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BANK OF AMERICA, National Association (USA), as Servicer on Behalf of the NationsBank Credit Card Master Trust




By:  /s/_Leslie  Fitzpatrick______________________
   -----------------------------------------------
        Leslie  Fitzpatrick
        Senior  Vice  President
        Bank  of  America,  National  Association  (USA)
        Duly  Authorized  Officer)




Date:   3/30/2004
     ------------

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


     March  30,  2004

     /s/  Leslie  Fitzpatrick
     _____________________________
     Leslie  Fitzpatrick
     Senior  Vice  President
     Bank  of  America,  National  Association  (USA)
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

5. A review of the activities of the Servicer during the twelve-month period ended February 29, 2004, and of its performance under the Pooling and Servicing Agreement was made under my supervision.

6. Based on such review, to the best of the undersigned's knowledge, the Servicer has fully performed all its obligations under the Pooling and Servicing Agreement throughout such twelve-month period and no event which, with the giving of notice or passage of time or both, would constitute a Servicer Default has occurred or is continuing except as set forth in paragraph 7 below.

7. The following is a description of each Servicer Default under the provisions of the Pooling and Servicing Agreement known to me to have been made during the twelve-month period ended February 29, 2004, which sets forth in the detail the (i) nature of each such Servicer Default, (ii) the action taken by the Servicer, if any, to remedy each such Servicer Default and (iii) the current status of each such Servicer Default: None

IN WITNESS WHEREOF, the undersigned, a duly authorized officer of the Servicer, has duly executed this Certificate this 30th day of March, 2004.


                              By:/s/  Leslie  Fitzpatrick
                                     ________________________
                                    Leslie  Fitzpatrick
                                    Senior  Vice  President

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  of
Bank  of  America,  N.A.  (USA):

We have examined management's assertion, included in the accompanying Report of Management on Compliance with Master Pooling and Servicing Agreement, that Bank of America, N.A. (USA), formerly NationsBank of Delaware, N.A., (the "Company") maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition for the year ended February 29, 2004, in compliance with NationsBank Credit Card Master Trust Pooling and Servicing Agreement dated December 1, 1993, as amended June 4, 1996 and March 31, 1997 and including the Series 1993-2, and the Series 1996-1 Supplements (collectively, the "Agreement"), between the Company, as Transferor and Servicer, and The Bank of New York, as Trustee. We have also examined management's assertion, included in the accompanying Report of Management on Compliance with Master Pooling and Servicing Agreement, about the Company's compliance with sections 3.1(b-c, e), 3.2, 3.4(c), 3.5, 3.8, 3.9, 4.1(a),
4.1(c-f),  4.3, 4.4(a-c), 4.5, 4.6, 4.7, 4.8, 4.9, 4.10, 4.11, 4.12, and 8.8 -
and as to sections 4.13, 4.14, 4.15, 4.16 and 4.17 with respect to the Series 1996-1 Supplement and as to section 13.5 where applicable in the previously delineated sections and except for references from such sections to a section (and references therefrom) in Article III or Article IV not specifically delineated herein - of the Agreement for the period March 1, 2003 to February 29, 2004 for the Series 1993-2 and the Series 1996-1 (the
"Series"). The Company's management is responsible for maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement (hereafter referred to as "servicing"), and for compliance with the aforementioned sections of the Agreement.
Our responsibility is to express an opinion on management's assertions based on our examinations.

Our examinations were conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the Company's internal control over servicing and evaluating the design and operating effectiveness of internal control as of February 29, 2004. Our examinations also included examining, on a test basis, evidence about the Company's compliance with the aforementioned sections of the Agreement for the period March 1, 2003 to February 29, 2004 for the Series and performing such other procedures as we considered necessary in the circumstances. We believe that our examinations provide a reasonable basis for our opinion.

Because of inherent limitations in any internal control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over compliance with the specified requirements of the Agreement to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management's assertions that the Company maintained an effective system of internal control over servicing as of February 29, 2004, based upon the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and that the Company complied with the aforementioned sections of the Agreement for the period March 1, 2003 to February 29, 2004, are fairly stated, in all material respects for the Series.

/s/  PricewaterhouseCoopers  LLP

March  30,  2004




                                                                    Exhibit 99.3
    March  30,  2004

                     REPORT OF MANAGEMENT ON COMPLIANCE WITH
                     MASTER POOLING AND SERVICING AGREEMENT

The management of Bank of America, National Association (USA), formerly NationsBank of Delaware, N.A., (the "Company") is responsible for establishing and maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the NationsBank Credit Card Master Trust Master Pooling and Servicing Agreement dated December 1, 1993, as amended June 4, 1996 and March 31, 1997, including the Series 1993-2 and the Series 1996-1 Supplements (collectively, the "Agreement"), between the Company, as Transferor and Servicer, and The Bank of New York, as Trustee. The system contains monitoring mechanisms, with actions taken to correct identified deficiencies. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and the circumvention or overriding of controls, and therefore, can provide only reasonable assurance with respect to the servicing of accounts and the safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management has assessed its internal control system over servicing of accounts and over safeguarding of assets in compliance with the Agreement as of February 29, 2004. This assessment was based on criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, insofar as such criteria related to servicing of accounts and safeguarding of assets in compliance with the Agreement. Based on this assessment, management believes that the Company maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement as of February 29, 2004 and that for the period March 1, 2003 to February 29, 2004 the Company was in compliance with the Agreement in all material respects.


/s/  Robert  S.  Hull             /s/  Joe  Palermo
_____________________                 __________________________
Robert  S.  Hull                        Joe  Palermo
Senior  Vice  President                 Senior  Vice  President


/s/  Leslie  Fitzpatrick
___________________
Leslie  Fitzpatrick
Senior  Vice  President